Form 10-K
period 2003-12-31
STRUCTURED PRODUCTS CORP CORTS TRUST FOR CORNING NOTES
filed 2004-03-30
CIK 1283455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:              Commission File Number:
             December 31, 2003                        333-57357

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

                          CorTS Trust For Corning Notes

             (Exact name of registrant as specified in its charter)

                   Delaware                          13-3692801
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

                              388 Greenwich Street
                            New York, New York 10013
               (Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

                                  212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                          Name of Each Exchange on Which Registered
-------------------                          -----------------------------------------
CorTS Trust For Corning Notes,               New York Stock Exchange
Corporate-Backed Trust Securities
(CorTS) Class A Certificates


Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X 1         No
                                ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------
1 Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holding Company Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes                No  X
                                ------          ------


                       Documents Incorporated by Reference
                       -----------------------------------

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.


                                Introductory Note
                                -----------------

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of December 15, 2000, as supplemented by the CorTS Supplement 2001-27, dated as of July 24, 2001, by and between the Depositor and U.S. Bank Trust National Association, Trustee (the "Trustee"), providing for the issuance of the CorTS Trust For Corning Notes, Corporate-Backed Trust Securities (CorTS) Class A Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security, and its respective Exchange Act file numbers, if applicable.

--------------------------------------------------- ----------------------------
Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
------------------------------------------------     ------------------------
                successor thereto
                -----------------

--------------------------------------------------- ----------------------------
Corning Incorporated                                001-03247
--------------------------------------------------- ----------------------------

                                     PART I
                                     ------

Item 1.        Business
-------        --------

               None

Item 2.        Properties
-------        ----------

               None

Item 3.        Legal Proceedings
-------        -----------------

               None

Item 4.        Submission of Matters To A Vote of Security Holders
-------        ---------------------------------------------------

               None

                                     PART II
                                     -------

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters
-------        ---------------------------------------------------------------------

               The Certificates representing investors' interest in the Trust are represented by one or more physical
               Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

               The Certificates are listed on the New York Stock Exchange.

Item 6.        Selected Financial Data
-------        -----------------------

               None

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
-------        -------------------------------------------------------------------------------------

               Not Applicable

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
--------       ----------------------------------------------------------

               None

Item 8.        Financial Statements and Supplementary Data
-------        -------------------------------------------

               None

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------        ------------------------------------------------------------------------------------

               None

                                    PART III
                                    --------

Item 10.       Directors and Executive Officers of the Registrant
--------       --------------------------------------------------

               None


Item 11.       Executive Compensation
--------       ----------------------

               Not Applicable

Item 12.       Security Ownership of Certain Beneficial Owners and Management
--------       --------------------------------------------------------------

               Information required by Item 201(d) of Regulation S-X:  Not applicable
               Information required by Item 403 of Regulation S-X:  None

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

               None

Item 14.       Controls and Procedures
--------       -----------------------

               Not Applicable

                                     PART IV
                                     -------

Item 15.       Exhibits, Financial Schedules and Reports on Form 8-K
--------       -----------------------------------------------------

(a)  The following documents are also filed as part of this Report:

     3.   Exhibits:


     99.1 Certification by Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2 Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

-------------- ----- ------------------------------------------------------------------------------------------------------
               1.    Trustee's Distribution Statement for the June 1, 2003 Distribution Date filed on Form 8-K on June 10,
                     2003.
-------------- ----- ------------------------------------------------------------------------------------------------------
               2.    Trustee's Distribution Statement for the December 1, 2003
                     Distribution Date filed on Form 8-K on December 5, 2003,
                     amended by Form 8-K/A filed on December 11, 2003.
-------------- ----- ------------------------------------------------------------------------------------------------------


(c)  See item 15(a)(3) above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 29, 2004           By: /s/ Mark C. Graham
                                    --------------------------------------------
                                 Name:  Mark C. Graham
                                 Title: Assistant Secretary, Assistant Vice
                                        President and Finance Officer

                                                                    Exhibit 99.1


                                  CERTIFICATION


I, John W. Dickey, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Structured Products Corp., on behalf of CorTS Trust For Corning Notes ;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                             By: /s/ John W. Dickey
                                                --------------------------------
                                             Name:  John W. Dickey
                                             Title: Assistant Vice President and
                                                    Finance Officer
                                             Date:  March 29, 2004

                            ANNUAL COMPLIANCE REPORT
                            ------------------------

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Corning Notes, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.


                                                      /s/ Marlene Fahey
                                                      -----------------------
                                                      Name:   Marlene Fahey
                                                      Title:  Vice President
                                                      Date:   March 29, 2004

                                  EXHIBIT INDEX

   Exhibit                                                                                                        Page
     99.1       Certification by Assistant Vice President and Finance Officer of the Registrant pursuant            6
                to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.

     99.2       Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.                             7
